Form 10-K
period 2007-12-31
SLC Student Loan Trust 2007-1
filed 2008-03-28
CIK 1401825

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number of issuing entity: 333-141134-01

SLC STUDENT LOAN TRUST 2007-1
(Exact name of issuing entity as specified in its charter)

SLC STUDENT LOAN RECEIVABLES I, INC.
(Exact name of depositor as specified in its charter)

THE STUDENT LOAN CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	04-3598719 (I.R.S. Employer Identification No. of depositor)

750 Washington Blvd. Stamford, Connecticut (Address of principal executive offices of issuing entity)	06901 (Zip Code)

(203) 975-6320
(Telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer. or a smaller reporting company.  See definition of “large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Small reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2007.

Not applicable

Documents Incorporated by Reference: None

        PART I

 The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments

None

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB - Significant obligors of pool assets
No single obligor represents more than 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB - Credit enhancement and other support, except for certain derivative instruments

No entity or group of affiliated entities provides any external credit enhancement for the certificates issued by the issuing entity.

Item 1115(b) of Regulation AB - Certain derivative instruments

No entity or group of affiliated entities provides derivative instruments having a significance percentage of 10% or more.

Item 1117 of Regulation AB - Legal Proceedings

There are no legal proceedings that would be material to investors against the sponsor, the depositor, the issuing entity, Citibank (South Dakota), National Association (the sub-servicer or CBSD), CitiMortgage, Inc. (the sub-administrator), Citibank, N.A. (the paying agent), or to The Student Loan Corporation’s knowledge, the trustee, nor does The Student Loan Corporation know of any such proceeding contemplated by any governmental authorities.

PART II

 The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Item 9A(T).	Controls and Procedures

Not applicable

Item 9B.	Other Information

None

PART III

 The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Item Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Mattters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB - Affiliations and certain relationships and related transactions

This is information is included in the 424 (b) (5) filing dated 6/26/2007 for 2007-1

Item 1122 of Regulation AB - Compliance with applicable servicing criteria

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1, 33.2, 33.3, 33.4, 34.1, 34.2, 34.3 and 34.4.

Item 1123 of Regulation AB - Servicer compliance statement

The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1 and 35.2.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following are filed as part of this report:

Exhibit 4.1
 Indenture, dated as of June 26, 2007, among SLC Student Loan Trust 2007-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the  “Eligible Lender Trustee”) and as indenture administrator, and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.3
 Amended and Restated Trust Agreement, dated as of June 26, 2007, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference from Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.4
Amended and Restated Trust Agreement, dated as of June 26, 2007, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference from Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.5	Eligible Lender Trust Agreement, dated as of June 26, 2007, between the Trust and the Eligible Lender Trustee, incorporated by reference from Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 10	Incorporated by reference as Exhibit 4

Exhibit 31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 33.1*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 13, 2008, of The Student Loan Corporation, as Servicer and Administrator

Exhibit 33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 13, 2008, of Citibank (South Dakota), National Association, as Custodian and Subservicer

Exhibit 33.3*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc., as Subadministrator

Exhibit 33.4*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 29, 2008, of Citibank, N.A., as Indenture Administrator

Exhibit 34.1*	Report of Independent Registered Public Accounting Firm, dated March 13, 2008, of KPMG LLP, relating to Exhibit 33.1

Exhibit 34.2*	Report of Independent Registered Public Accounting Firm, dated March 13, 2008, of KPMG LLP, relating to Exhibit 33.2

Exhibit 34.3*	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.3

Exhibit 34.4*	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.4

Exhibit 35.1*	Servicer Compliance Statement, dated March 13, 2008, of The Student Loan Corporation, as Servicer

Exhibit 35.2*	Servicer Compliance Statement, dated March 13, 2008, of Citibank (South Dakota), National Association, as Subservicer

Exhibit 99.1
Master Terms Purchase Agreement, dated as of June 26, 2007, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.2
Master Terms Sale Agreement, dated as of June 26, 2007, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.3
Servicing Agreement, dated as of June 26, 2007, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.4
Subservicing Agreement, dated as of June 26, 2007, between the Servicer and Citibank (South Dakota), National Association, incorporated by reference from Exhibit 99.4 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.5
Administration Agreement, dated as of June 26, 2007, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference from Exhibit 99.5 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.6
Sub-Administration Agreement, dated as of June 26, 2007, between the Administrator and CitiMortgage, Inc, incorporated by reference from Exhibit 99.6 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.7
Custody Agreement, dated as of June 26, 2007, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference from Exhibit 99.7 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

(b)  Exhibits identified in paragraph (a) above

(c)  Not applicable

*  Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2008.

SLC Student Loan Receivables I, Inc.

By:    /s/ Scot Parnell
Name:  Scot Parnell
Title:    Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to security holders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit No.                                                                            Description

Exhibit 4.1
Indenture, dated as of June 26, 2007, among SLC Student Loan Trust 2007-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the “Eligible Lender Trustee”) and as indenture administrator, and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.3
Amended and Restated Trust Agreement, dated as of June 26, 2007, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference from Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.4
Eligible Lender Trust Agreement, dated as of June 26, 2007, between the Depositor and the Eligible Lender Trustee, incorporated by reference from Exhibit 4.4 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 4.5
Eligible Lender Trust Agreement, dated as of June 26, 2007, between the Trust and the Eligible Lender Trustee, incorporated by reference from Exhibit 4.5 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 10	Incorporated by reference as Exhibit 4

Exhibit 31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 33.1*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 13, 2008, of The Student Loan Corporation, as Servicer and Administrator

Exhibit 33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 13, 2008, of Citibank (South Dakota), National Association, as Custodian and Subservicer

Exhibit 33.3*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 22, 2008, of CitiMortgage, Inc., as Subadministrator

Exhibit 33.4*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 29, 2008, of Citibank, N.A., as Indenture Administrator

Exhibit 34.1*	Report of Independent Registered Public Accounting Firm, dated March 13, 2008, of KPMG LLP, relating to Exhibit 33.1

Exhibit 34.2*	Report of Independent Registered Public Accounting Firm, dated March 13, 2008, of KPMG LLP, relating to Exhibit 33.2

Exhibit 34.3*	Report of Independent Registered Public Accounting Firm, dated February 22, 2008, of KPMG LLP, relating to Exhibit 33.3

Exhibit 34.4*	Report of Independent Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.4

Exhibit 35.1*	Servicer Compliance Statement, dated March 13, 2008, of The Student Loan Corporation, as Servicer

Exhibit 35.2*	Servicer Compliance Statement, dated March 13, 2008, of Citibank (South Dakota), National Association, as Subservicer

Exhibit 99.1
Master Terms Purchase Agreement, dated as of June 26, 2007, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.2
Master Terms Sale Agreement, dated as of June 26, 2007, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.3
Servicing Agreement, dated as of June 26, 2007, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.4
Subservicing Agreement, dated as of June 26, 2007, between the Servicer and Citibank (South Dakota), National Association, incorporated by reference from Exhibit 99.4 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.5
Administration Agreement, dated as of June 26, 2007, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference from Exhibit 99.5 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.6
Sub-Administration Agreement, dated as of June 26, 2007, between the Administrator and CitiMortgage, Inc, incorporated by reference from Exhibit 99.6 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

Exhibit 99.7
Custody Agreement, dated as of June 26, 2007, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference from Exhibit 99.7 of the registrant’s Current Report on Form 8-K filed June 29, 2007 (File No. 333-141134-01)

* Filed herewith